Form 10QSB
period 2000-06-30
PROVIDENCE CAPITAL IX INC
filed 2000-08-15
CIK 1110038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2000

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

Common Stock, No Par Value - 1,500,000 shares as of June 30, 2000.

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES
NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS ORCHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

(b)-The Company's President, Vice President and all current shareholders own all of the issued and outstanding stock of eight (8) additional corporations (Providence Capital I, II, III, IV, V, VI, VII, and X) which are shell companies formed November 24. The Form 10-SB registration statement of Providence Capital I through X may become effective by lapse of time on or about May 17, 2000. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with Providence Capital I, II, III, IV, V, VI, VII, and X in seeking merger candidates.

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

Of the total 1,500,000 shares of common stock held by present stockholders of the Company, 1,500,000 shares which were issued pursuant to Rule 701 and may become available for resale under Rule 144, on or about July 1, 2000. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities
Act of 1933 (the "Act").

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

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                               FINANCIAL STATEMENTS
                         THREE MONTHS ENDED JUNE 30, 2000
                      AND THE PERIOD FROM NOVEMBER 24, 1999
                    (DATE OF INCEPTION) TO JUNE 30, 2000 AND
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'
                                  REVIEW REPORT

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors
Providence Capital IX, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Providence Capital IX, Inc. (a development stage company) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended and the period from November 24, 1999 (inception) to June 30, 2000. These financial statements are the responsibility of the company's management.

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


Providence, Rhode Island
July 28, 2000


                           /s/ Cayer Prescott Clune & Chatellier, LLP

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                   JUNE 30, 2000
                                    (UNAUDITED)

                                      ASSETS


      TOTAL ASSETS                                          $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $   17,125

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    1,500,000 shares issued and
     outstanding                                                 1,700
  Paid in capital                                                4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the development stage             (23,585)

      Total stockholders' deficit                              (17,125)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $        0



SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2000
                                    (UNAUDITED)


                                             Three Months    November 24, 1999
                                             Ended           (Inception) to
                                             June 30, 2000   June 30, 2000

Revenue                                      $      0        $       0

Expenses:
  Professional fees                             4,271           20,796
  Organization costs                                             2,789
      Total expenses                           (4,271)          23,585

Net loss                                     $ (4,271)       $( 23,585)

Loss Per Common Share                        $  (.003)       $   (.014)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                          THREE MONTHS ENDED JUNE 30, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                  TO JUNE 30, 2000
                                    (UNAUDITED)

                                            Common
                                            Stock

                                            Shares    Amount        Deficit

Balance at November 24, 1999                      0   $      0      $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception                    734,000      2,789

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)

Balance at December 31, 1999                734,000   $  2,789        (18,414)

Net loss for the three months
 ended March 31, 2000                                                    (900)

Balance at March 31, 2000                   734,000   $  2,789      $ (19,314)

Stock issued for services rendered          766,000   $  3,671

Net loss for the three months ended
June 30, 2000                                                          (4,271)

Balance at June 30, 2000                  1,500,000   $  6,460      $ (23,585)

SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED JUNE 30, 2000
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2000
                                    (UNAUDITED)


                                            Three Months     November 24, 1999
                                            Ended            (Inception) to
                                            June 30, 2000    June 30, 2000

Cash flows from operating activities:
  Net loss                                  $      (4,271)   $      (23,585)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                      3,671             6,460
  Increase in accounts payable                        600            17,125
      Net cash provided by
       operating activities                             0                 0

Increase in cash and cash equivalents                   0                 0

Cash and cash equivalents,
 beginning of period                                    0                 0

Cash and cash equivalents, end of period    $           0    $            0


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000


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

     On June 15, 2000, the Company issued seven hundred sixty-six thousand (766,000) shares of its $0.001 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                           PROVIDENCE CAPITAL IX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

3.   RELATED PARTY TRANSACTIONS

$15,625 of the accounts payable balance was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company.

As described in footnote #2 the Company issued common stock for services provided by related parties that are valued at the fair market value of $6,460.

4.   INCOME TAXES

Due to the current period's operating loss, the Company has no provision for income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2000, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     5,700
     Valuation allowance                           ( 5,700)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0


The components of the income tax provision (benefit) consisted of the following for the period ended June 30, 2000.

     Current                                   $         0
     Deferred                                        5,700
     Tentative tax provision (benefit)               5,700
     Change in valuation allowance                 ( 5,700)

       Net income tax provision (benefit)      $         0


     The Company has a net operating and economic loss carryforward of approximately $17,125 available to offset future federal and state taxable income through 2019 as follows:

     Year of Expiration                        Amount

     2019                                      $    17,125

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL IX, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 2000

=====================================
THREE MONTHS ENDING JUNE 30, 2000
=====================================

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

     The Balance Sheet as of 06/30/2000 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $23,585. The Company has also incurred a net loss to date of $23,585.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           PROVIDENCE CAPITAL IX, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 14, 2000                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

