Form 10QSB
period 2001-03-31
PROVIDENCE CAPITAL IX INC
filed 2001-05-15
CIK 1110038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2001

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

Common Stock, No Par Value - 1,700,000 shares as of March 31, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001
                      AND THE PERIOD FROM NOVEMBER 24, 1999
                      (DATE OF INCEPTION) TO MARCH 31, 2001

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                  MARCH 31, 2001
                                    (UNAUDITED)

                                      ASSETS


      TOTAL ASSETS                                          $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                                          $    1,000
  Loans from officers                                           18,675
    Total current liabilities                                   19,675

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    1,700,000 shares issued and
     outstanding                                                 1,700
  Paid in capital                                                4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the development stage             (26,135)

      Total stockholders' deficit                              (19,675)

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $        0


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO MARCH 31, 2001
                                    (UNAUDITED)


                                        Three Months         November 24, 1999
                                        Ended                (Inception) to
                                        March 31, 2001       March 31, 2001

Revenue                                      $      0        $       0

Expenses:
  Professional fees                             1,000           23,346
  Organization costs                                             2,789
      Total expenses                            1,000        $ (26,135)

Net loss                                     $ (1,000)       $ (26,135)

Loss Per Common Share                        $ (.0006)       $  (.0154)


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                          THREE MONTHS ENDED MARCH 31, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO MARCH 31, 2001
                                    (UNAUDITED)

                                         Common
                                         Stock         Additional
                                                         Paid in
                                    Shares    Amount     Capital    Deficit

Balance at November 24, 1999             0    $      0 $       0    $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception           734,000         734     2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)

Balance at December 31, 1999       734,000         734     2,055      (18,414)
 Stock issued for services
  Rendered                         966,000         966
 Additional paid in capital                                2,705

Net loss for the year ended
 December 31, 2000                                                     (6,721)

Balance at December 31, 2000     1,700,000       1,700     4,760      (25,135)

Net loss for the three months
 Ended March 31, 2001                                                  (1,000)

Balance at March 31, 2001        1,700,000    $  1,700 $   4,760    $ (26,135)

SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                              STATEMENT OF CASH FLOWS
                         THREE MONTHS ENDED MARCH 31, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                TO MARCH 31, 2001
                                    (UNAUDITED)


                                         Three Months        November 24, 1999
                                         Ended               (Inception) to
                                         March 31, 2001      March 31, 2001

Cash flows from operating activities:
  Net loss                                  $       1,000   $      (26,135)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                                        6,460
  Increase in accounts payable                        300             1,000
      Net cash provided by
       operating activities                          (700)          (18,675)

Cash flows from financing activities:
 Increase in loan from officers                       700            18,675
 Net cash provided by financing activities            700            18,675

Increase in cash and cash equivalents                   0                 0

Cash and cash equivalents,
 beginning of period                                    0                 0

Cash and cash equivalents, end of period    $           0    $            0


SEE NOTES TO FINANCIAL STATEMENTS AND
INDEPENDENT CERTIFIED ACCOUNTANTS' REVIEW REPORT.

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

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

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONTINUED)

                           PROVIDENCE CAPITAL IX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

3.   RELATED PARTY TRANSACTIONS

Of the $18,975 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance of $3,350 was for accounting services paid by the officers.

As described in Footnote #2 the Company issued common stock for services provided by related parties that are valued at their fair market value of $6,460.


4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At March 31, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     5,700
     Valuation allowance                           ( 5,700)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0

The components of the income tax provision (benefit) consisted of the following for the period ended March 31, 2001.

     Current                                   $         0
     Deferred                                       (5,700)
     Tentative tax provision (benefit)              (5,700)
     Change in valuation allowance                   5,700

       Net income tax provision (benefit)      $         0

     The Company has a net operating and economic loss carryforward of approximately $18,975 available to offset future federal and state taxable income through 2019 as follows:

     Year of Expiration                        Amount

     2019                                      $    18,400
     2020                                      $     6,700

5.    SUBSEQUNT EVENT

An initial non-binding agreement has been entered into with Cachestream Corporation dated April 5, 2001 in which Providence Capital IX, Inc. shall acquire all of the issued and outstanding interests of Cachestream Corporation from its shareholders on the closing date. The closing date of this agreement will occur within 30 business days after the execution of this agreement or 1 business day after the successful completion of a Providence Capital IX shareholders meeting approving the contemplated transaction and other details of the plan of merger.

SEE INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REVIEW REPORT.
(CONCLUDED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL IX, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

=====================================
THREE MONTHS ENDING MARCH 31, 2001
=====================================

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

     The Balance Sheet as of 03/31/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $26,135. The Company has also incurred a net loss to date of $26,135.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

# Incorporated by reference from the Registrant's Registration Statement filed on Amendment No. 3 to Form 10-SB on or about August 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PROVIDENCE CAPITAL IX, INC.

                                           Nadeau & Simmons, P.C.

DATE: May 15, 2001                         By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent