Form 10KSB/A
period 2000-12-31
PROVIDENCE CAPITAL IX INC
filed 2001-07-16
CIK 1110038

                                 Amendment No. 1
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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis, except that Form 3 filings dated July 18-20, 2000, filed on behalf of officers, directors and affiliates of the Company, contained an incorrect number of shares. The mistake was due to oversight by the parties to the Form 3 filings and such mistake has been reconciled in subsequent Form 5 filings made on May 29, 2001. Such Form 5 filings reflect the inconsistency and set forth the correct number of shares held by the Company's officers, directors and affiliates.

Committees of the Board
------------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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

                               Common Shares Owned

Name and Address               Number of              Percent of
                               Shares Owned           Class Owned
                               Beneficially


Richard Nadeau, Jr.            250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

James R. Simmons               250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

Mark T. Thatcher               250,000(1)             16.67%
1250 Turks Head Building
Providence, RI 02903

James H. Brennan, III          250,000(1)             16.67%
735 Broad Street, Suite 800
Chattanooga, TN 37402

Doug Dyer                      250,000(1)             16.67%
735 Broad Street, Suite 800
Chattanooga, TN 37402

Gerard Werner                  250,000(1)             16.67%

All directors and executive
officers as a group
(3 persons)                    750,000(1)             50.00%


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

Date: July 13, 2001

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


SIGNATURE             TITLE                 DATE
- -----------------------------------------------------------

/s/ James R. Simmons    Director              July 13, 2001

/s/ Mark T. Thatcher    Director, Secretary   July 13, 2001


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

                              FINANCIAL STATEMENTS

                           PROVIDENCE CAPITAL IX, INC.
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31 1999 AND 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Providence Capital IX, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of PROVIDENCE CAPITAL IX, INC. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the periods from November 24, 1999(Date of Inception) to December 31 1999 and December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 1 to the financial statements, the Company was incorporated on November 24, 1999 and is in the development stage and had no operations to date.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PROVIDENCE CAPITAL IX, INC. as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from November 24, 1999 to December 31, 1999 and December 31, 2000 in conformity with generally accepted accounting principles.

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

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL IX, INC.
                         (A Development Stage Company)

                            STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2000
         AND FOR THE PERIODS FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                    TO DECEMBER 31 1999 AND DECEMBER 31, 2000

                                Year        November 24, 1999  November 24, 1999
                               Ended         (Inception) to      (Inception) to
                         December 31, 2000  December 31, 1999  December 31, 2000

Revenue                  $           0      $           0      $             0

Expenses:
  Professional fees              6,721             15,625               22,346
  Organization costs                                2,789               25,135
      Total expenses     $      (6,721)     $      18,414               25,135

Net loss                 $      (6,721)     $     (18,414)     $       (25,135)

Loss Per Common Share    $        (.00)     $        (.03)     $          (.02)

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL IX, INC.
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                           YEAR ENDED DECEMBER 1, 2000
          AND FOR THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                  TO DECEMBER 31, 1999 and December 31, 2000

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

SEE NOTES TO FINANCIAL STATEMENTS.

                           PROVIDENCE CAPITAL IX, INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000
          AND FOR THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                   TO DECEMBER 31, 1999 AND DECEMBER 31, 2000


                                                                   Year            November 24, 1999   November 24, 1999
                                                                   Ended             (Inception) to     (Inception) to
                                                            December 31, 2000      December 31, 1999   December 31, 2000

Cash flows from operating activities:
  Net loss                                                      $    (6,721)        $   (18,414)       $     (25,135)
  Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Services performed in exchange for stock                            3,671               2,789                6,460
  Increase (decrease) in accounts payable                           (14,925)             15,625                  700
      Net cash provided by operating activities                     (17,975)                  0              (17,975)

Cash flows from financing activities:
 Increase in loan from officers                                      17,975                                   17,975
 Net cash provided by financing activities                           17,975                                   17,975

Increase in cash and cash equivalents                                     0                   0                    0

Cash and cash equivalents, beginning of period                            0                   0                    0

Cash and cash equivalents, end of period                        $         0         $         0        $           0



SEE NOTES TO FINANCIAL STATEMENTS.

                            PROVIDENCE CAPITAL IX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1999 and DECEMBER 31, 2000


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

                            PROVIDENCE CAPITAL IX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1999 AND 2000

3.     RELATED PARTY TRANSACTIONS

Of the $17,975 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance of $2,350 was for accounting services paid by the officers.

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

4.     INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At December 31, 2000, the Company's deferred tax asset consisted of the following:


     Deferred tax asset                                 $   7,500
     Valuation allowance                                   (7,500)

       Net deferred tax assets recognized on the
        accompanying balance sheets                     $       0


The components of the income tax provision (benefit) consisted of the following for the year ended December 31, 2000 and 1999.

                                             December 31,    December 31,
2000 1999

     Current                                 $       0       $        0
     Deferred                                   (2,000)          (5,500)
     Tentative tax provision (benefit)          (2,000)          (5,500)
     Change in valuation allowance               2,000            5,500

       Net income tax provision (benefit)    $       0       $        0


     The Company has a net operating and economic loss carryforward of approximately $25,135 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration     Amount

     2019                   $ 18,400
     2020                   $  6,700

(CONCLUDED)