Form 10QSB
period 2001-06-30
CACHESTREAM CORP
filed 2001-08-15
CIK 1110038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2001

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

Common Stock, No Par Value - 1,700,000 shares as of June 30, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS
                                    (UNAUDITED)
                           SIX MONTHS ENDED JUNE 30, 2001
                       AND THE PERIOD FROM NOVEMBER 24, 1999
                       (DATE OF INCEPTION) TO JUNE 30, 2001

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                                   BALANCE SHEET

                                      ASSETS

                                             June 30, 2001  December 31, 2000
                                              (Unaudited)        (Audited)


      TOTAL ASSETS                           $          0   $        0


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                           $        600   $    1,000
  Loans from officers                              19,675       18,675
    Total current liabilities                      20,275       19,675

Stockholders' deficit:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
    1,700,000 shares issued and
     outstanding                             $      1,700        1,700
  Paid in capital                                   4,760        4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
    no shares outstanding
  Deficit accumulated during the
   development stage                              (26,735)     (26,135)

      Total stockholders' deficit                 (20,275)     (19,675)

      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT                 $          0   $        0

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                        THE SIX MONTHS ENDED JUNE 30, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2001

                        Three Months      Six Months      November 24, 1999
                           Ended             Ended         (Inception) to
                          June 30,          June 30,        June 30, 2001

                      2001       2000   2001      2000

Revenue               $     0  $     0  $     0   $     0     $      0

Expenses:
  Professional fees       600    4,271    1,600     5,171       23,946
  Organization costs      600    4,271    1,600     5,171       26,735
      Total expenses      600    4,271    1,600     5,171       26,735

Net loss              $  (600) $(4,271) $(1,600)  $(5,171)    $(26,735)

Loss Per Common Share $  (.00) $  (.00) $  (.00)  $  (.00)    $   (.02)

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                         STATEMENT OF STOCKHOLDERS' DEFICIT
                                    (UNAUDITED)
                     THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                         THE SIX MONTHS ENDED JUNE 30, 2001
             AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                                 TO JUNE 30, 2001

                                         Common
                                         Stock         Additional
                                                         Paid in
                                    Shares    Amount     Capital    Deficit

Balance at November 24, 1999             0    $      0 $       0    $       0

Issuance of common stock:
  Stock issued for services
   rendered at inception           734,000         734
  Additional paid in capital                               2,055

Net loss for the period from
 November 24, 1999 through
 December 31, 1999                                                    (18,414)

Balance at December 31, 1999       734,000         734     2,055      (18,414)
 Stock issued for services
  rendered                         966,000         966
 Additional paid in capital                                2,705

Net loss for the three months
 ended March 31, 2000                                                    (900)

Balance at March 31, 2000        1,700,000       1,700     4,760      (19,314)

Net loss for the three months
 Ended June 30, 2000                                                   (4,271)

Balance at June 30, 2000         1,700,000       1,700     4,760      (23,585)

Net loss for the six months
 ended December 31, 2000                                               (1,550)

Balance at December 31, 2000     1,700,000       1,700     4,760      (25,135)

Net loss for the three months
 ended March 31, 2001                                                  (1,000)

Balance at March 31, 2001        1,700,000    $  1,700 $   4,760    $ (26,135)

Net loss for the three months
 ended June 30, 2001                                                     (600)

Balance at June 30, 2001         1,700,000    $  1,700 $   4,760    $ (26,735)


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                          PROVIDENCE CAPITAL IX, INC.
                         (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                  THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
           AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                              TO JUNE 30, 2001

                                           Three Months     Six Months      November 24, 1999
                                              Ended           Ended          (Inception) to
                                             June 30,        June 30,         June 30, 2001

                                          2001     2000     2001     2000

Cash flows from operating activities:
  Net loss                                $ (600) $(4,271)  $(1,600) $(5,171)  $(26,735)
  Adjustments to reconcile net loss to
   net cash provided by operating
    activities:
  Services performed for stock                      3,671              3,671      6,460
  Increase in accounts payable              (400)    (300)     (100)     600        600
      Net cash provided by
       operating activities               (1,000)    (900)   (1,700)    (900)   (19,675)

Cash flows from financing activities:
  Increase in loan from officers           1,000      900     1,700      900     19,675
  Net cash provided by
   financing activities                    1,000      900     1,700      900     19,675

Increase in cash and cash equivalents          0        0         0        0          0

Cash and cash equivalents,
 beginning of period                           0        0         0        0          0

Cash and cash equivalents,
 end of period                            $    0   $    0   $     0  $     0   $      0


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                            PROVIDENCE CAPITAL IX, INC.
                           (A Development Stage Company)

                           NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

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

     On June 15, 2000, the Company issued nine hundred sixty-six thousand (966,000) shares of its $0.001 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

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

(CONTINUED)

                           PROVIDENCE CAPITAL IX, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

3.   RELATED PARTY TRANSACTIONS

Of the $19,675 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance was for other professional services paid by the officers.

As described in Footnote #2 the Company issued common stock for services provided by related parties that are valued at their fair market value of $6,460.


4.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carry-forwards. At June 30, 2001, the Company's deferred tax asset consisted of the following:

     Deferred tax asset                        $     8,000
     Valuation allowance                           ( 8,000)

     Net deferred tax assets recognized on
      the accompanying balance sheets          $         0

The components of the income tax provision (benefit) consisted of the following for the period ended June 30, 2001.

                        Three Months         Six Months      November 24, 1999
                           Ended               Ended           (Inception) to
                          June 30,            June 30,          June 30, 2001

                      2001       2000      2001      2000

Current               $     0    $     0   $     0   $     0    $      0
Deferred                 (700)    (5,000)   (1,000)   (3,000)     (8,000)
Tentative tax
 provision (benefit)     (700)    (5,000)   (1,000)   (3,000)     (8,000)
Change in valuation
 Allowance                700      5,000     1,000     3,000       8,000
   Net income tax
   Provision (benefit)$     0    $     0   $     0   $     0    $      0

     The Company has a net operating and economic loss carryforward of approximately $26,700 available to offset future federal and state taxable income through 2020 as follows:

     Year of Expiration                        Amount

     2019                                      $    18,400
     2020                                      $     8,300

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

On June 27, 2001, the merger of Providence Capital IX, Inc. and CacheStream Corporation closed. The effective date of the merger was July 18, 2001

(CONCLUDED)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL IX, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

=====================================
SIX MONTHS ENDING JUNE 30, 2001
=====================================

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

     The Balance Sheet as of 06/30/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $26,135. The Company has also incurred a net loss to date of $26,135.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           PROVIDENCE CAPITAL IX, INC.

                                           Nadeau & Simmons, P.C.

DATE: August 14, 2001                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent